Form 10-Q
period 2014-10-31
Arco-Iris Gold Corp
filed 2014-12-19
CIK 1577423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-190929

ARCO-IRIS GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	99-0381233
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 22, Postnet P.O. Box 1006

Plettenberg Bay, 6600

South Africa

+ 27764965865

 (Registrant’s telephone number, including area code)

_____________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 17, 2014, there were 5,000,000 shares of common stock, $0.00001 par value per share, outstanding.

 ARCO-IRIS GOLD CORPORATION

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Balance Sheets as of October 31, 2014 (Unaudited) and April 30, 2014.	5

	Statement of Operations for the three and six month period ended October 31, 2014 and 2013 and inception (September 17, 2012) to October 31, 2014 (unaudited)	6

	Statements of Cash Flows for the six month period ended October 31, 2014 and 2013 and inception (September 17, 2012) to October 31, 2014 (unaudited).	7

	Statement of Changes in Stockholder’s Deficit from Inception (September 17, 2012) to October 31, 2014 (unaudited)	8

	Notes to Financial Statements (unaudited).	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	22

Part II. Other Information

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	23

Signatures		24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Arco-Iris Gold Corporation, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

Arco-Iris Gold Corporation

(An Exploration Stage Company)

October 31, 2014

(Unaudited)

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Balance Sheets

October 31, 2014 and April 30, 2014

(Unaudited)

	October 31, 2014	April 30, 2014
ASSETS

Current Assets
Cash	$—	$1,594
Total Current Assets	—	1,594

Total Assets	$—	$1,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts Payable	$8,034	$5,000

Due to Directors	16,525	16,525
Total Liabilities	24,559	21,525
Stockholders’ Deficit

Common Stock (75,000,000 shares authorized, par value 0.00001, 5,000,000 shares issued and outstanding at October 31, 2014 and April 30, 2014)	50	50
Additional paid-in capital	(50)	(50)
Deficit accumulated during the exploration stage	(24,559)	(19,931)

Total Stockholders’ Deficit	(24,559)	(19,931)

Total Liabilities and Stockholders’ Deficit	$—	$1,594

(The Accompanying Notes are an Integral Part of These Financial Statements)

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Statements of Operations

For the Three and Six Month Period Ended October 31, 2014 and 2013

and Inception (September 17, 2012) to October 31, 2014

(Unaudited)

	Three Month Period Ended October 31, 2014	Three Month Period Ended October 31, 2013	Six Month Period Ended October 31, 2014	Six Month Period Ended October 31, 2013	Inception September 17, 2012 to October 31, 2014

Revenue	$-	$-	$-	$-	$-
Cost of Goods Sold	$-	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-	$-
Operating Expenses
General & Administrative	$54	$84	$108	$84	$264
Legal and accounting	4,520	1,250	4,520	3,875	23,295
Impairment of Mineral Claims	—	—	—	—	1,000

Total Expenses	4,574	1,334	4,628	3,959	24,559

Operating Loss	$(4,574)	$(1,334)	$(4,628)	$(3,959)	$(24,559)

Net Loss	(4,574)	(1,334)	(4,628)	(3,959)	(24,559)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Statements of Cash Flows

For the Six Month Period October 31, 2014 and 2013

and Inception September 17, 2012 to October 31, 2014

(Unaudited)

	Six Month Period Ended October 31, 2014	Six Month Period Ended October 31, 2013	Inception (September 17, 2012) to October 31, 2014

Operating Activities

Net loss	$(4,628)	$(3,959)	$(24,559)

Adjustments to reconcile net loss to cash used in operating activities:
Accounts Payable	3,034	—	8,034
Impairment of mineral claims	—	—	1,000

Net Cash Used by Operating Activities	(1,594)	(3,959)	(15,525)

Investing Activities

Purchase of mining claims	—	—	(1,000)

Net Cash Used by Investing Activities	—	—	(1,000)
Financing Activities
	—
Borrowings on debt-related party	—	4,125	16,525
Net Cash Provided by Financing Activities	—	4,125	16,525

Increase (Decrease) in Cash	(1,594)	166	—

Cash - Beginning of Period	1,594	—	—

Cash - End of Period	—	$166	$—

Supplemental Disclosure of Cash Flow Information Cash paid during the period for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash Activities
Issuance of common stock to founder	$—	$—	$50

(The Accompanying Notes are an Integral Part of These Financial Statements)

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Statement of Changes

in Stockholders’ Deficit

From Inception, September 17, 2012 to October 31, 2014

(Unaudited)

	Common Stock	Additional Paid-in	During the Exploration	Deficit Accumulated
	Shares	Amount	Capital	Stage	Total

Balance at September 17, 2012	—	$—	$—	$—	$—

Issuance of common stock to founders	5,000,000	50	(50)	—	—
Net loss	—	—	—	(8,000)	(8,000)
Balances at April 30, 2013	5,000,000	$50	$(50)	$(8,000)	$(8,000)
Net loss	—	—	—	(11,931)	(11,931)
Balances at April 30, 2014	5,000,000	$50	$(50)	$(19,931)	$(19,931)
Net loss	—	—	—	(4,628)	(4,628)
Balances at October 31, 2014	5,000,000	$50	$(50)	$(24,559)	$(24,559)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on September 17, 2012 in the State of Nevada. The Company is an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. The Company intends to explore for gold on its mining property.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Arco-Iris Gold Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Arco-Iris Gold Corporation be unable to continue as a going concern.  As at October 31, 2014 Arco-Iris Gold Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $24,559 since inception.  The continuation of Arco-Iris Gold Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Arco-Iris Gold Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Arco-Iris Gold Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2014 and April 30, 2014.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPAIRMENT POLICY – In 2013, the Company paid $1,000 for the mining project. At April 30, 2013, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $1,000 should be reflected as of April 30, 2013 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2014 and April 30, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2014 and April 30, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS – Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recently Issued Accounting Pronouncements – Continued

effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recently Issued Accounting Pronouncements – Continued

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 -INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   The company does not have any uncertain tax positions.

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 3 -INCOME TAXES – continued

The Company currently has net operating loss carryforwards aggregating $23,559 (2014: $18,931), which expire through 2033. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2014 and April 30, 2014

	October 31, 2014	April 30, 2014
Deferred tax assets	$8,246	$6,626
Valuation allowance for deferred tax assets	(8,246)	(6,626)
Net deferred tax assets	$—	$—

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS POLICIES - Continued

•	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2014 and April 30, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. The total advanced by director as of October 31, 2014, was $16,525.

NOTE 6 - COMMON STOCK

5,000,000 common shares of Arco-Iris Gold Corporation were issued on September 17, 2012 to the director of the company as founders shares.

NOTE 7 – MINING CLAIM

The Company intends to conduct exploration activities on the Golden Idol Mine that is located in central Arizona approximately 25 miles east of Prescott, Arizona and one (1) mile northeast from the town of Cherry within the Cherry Creek drainage. The property is located in the Cherry Creek (Black Hills) Mining District; Yavapai County Exploration in the area dates to the 1880’s when gold was discovered in the region. A subsequent `gold rush` occurred. At the height of exploration and mining activity in the area, approximately 50 properties were being developed and in some form of gold production. The Golden Idol Project contains three gold bearing quartz veins developed by adits and shafts to a relatively shallow depth.

The Golden Idol Mine Property is comprised of a single Federal unpatented (BLM) Lode mineral claim. The Property is 100% owned (without any underlying royalties or obligations) by Arco Iris Gold Corp. The deposit for this mining claim was $1,000 USD and the impairment recognized was $1,000 USD during the year ended April 30, 2013.

Further claim information is provided in the table below:

Claim Name	Twp/Rge/Sec	BLM AMC Number	County Recordation Information	Claim Size
Hillside	14N/3E/Sec 9	AMC#406041	Bk-4793 – pg 372	20.66 acres

Arco-Iris Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 7 – MINING CLAIM – continued

Further exploration work designed to test the down-dip strike extensions of the known mineralization as well as test for a larger body of mineralization that is thought to be the causative source for the numerous mineral showings within the project area.

A Phase I exploration program consisting of detailed geological mapping and rock sampling is recommended. The recommended budget for the Phase I work is $8,400.

A subsequent, success contingent, Phase II exploration program consisting of approximately 1,000 feet of diamond drilling should be conducted after all results from the Phase I program are received. The recommended budget for the Phase I work is $40,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

There was a historic stamp mill and cyanide plant in operation, within the Golden Idol Mine current project area, between 1907 and 1910. The Company acknowledges that there is a remote chance that contamination from previous mining activity may be present within the current property boundaries.

The company is not responsible for past activity within the property. The Company is also not responsible for any historic commitments or contingencies associated with the prior operation as the lode mineral claim, which comprises the Golden Idol Mine Project was staked in February 2011, is a completely separate and different legal entity from previous lode mineral claims covering the same physical area.

NOTE 9 – SUBSEQUENT EVENTS

The Company had no reportable subsequent events after October 31, 2014 through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Arco-Iris Gold Corporation, a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2014 audited financial statements, October 31, 2014 unaudited financial statements, and related notes included in the Company’s Form S-1, as amended (File No. 333-190929; the “Form S-1”), as filed with the Securities and Exchange Commission (“SEC”) on 2013-08-30 and declared effective by the SEC on 2014-10-31. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

 OVERVIEW

The Company was incorporated in the State of Nevada on September 17, 2012 and established a fiscal year end of April 30. It is an exploration-stage company.

Going Concern

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Arco-Iris Gold Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Emerald Isle Exploration Ltd be unable to continue as a going concern.  For the six months period ended October 31, 2014 Arco-Iris Gold Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $4,628. Our net loss from September 17, 2012 (inception) to October 31, 2014 was $24,559.  The continuation of Arco-Iris Gold Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Arco-Iris Gold Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Arco-Iris Gold Corporation ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us for April 30 differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2014 or April 30, 2014.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

IMPAIRMENT POLICY – In 2013, the Company paid $1,000 for the mining project. At April 30, 2013, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $1,000 should be reflected as of April 30, 2013 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2014 and April 30, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2014 and April 30, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS – Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

PLAN OF OPERATION

During the next twelve months we plan to spend funds from our working capital balance as follows:

(1)	Costs related to legal fees for the preparation and of the subsequent Form S-1 registration statement with the SEC.

(2)	Costs related to the examination of potential property acquisitions.

(3)	Costs of acquiring mineral properties.

(4)	Costs related to surface sampling

(5)	Costs related to analyzing mineral claims.

(6)	Salaries to be paid to officers of the corporation.

(7)	Costs for accounting and auditing services.

(8)	Costs of stationary, mail, telephone & other office supplies.

PHASE 1 - (Control grid emplacement, geological mapping, rock sampling and analysis)

Phase 1 of our exploration program would consist of survey control grid emplacement, detailed geological mapping, rock sampling and analysis in the vicinity of the known underground mine workings. The estimated cost of this program is $8,400.

Phase 1 steps would be as follows:

- mobilize the geological contractor to the property within 30 days of completing our public offering and money being available to company;

- we will require approximately 4 weeks to complete the exploration work, rock analysis and summary report of our findings.

Based on positive results from the Phase 1 program and sufficient funds a Phase 2 exploration program could be planned.

PHASE 2 – (Geological mapping, rock sampling and analysis)

Upon the completion of, and based on positive results from, the Phase 1 program additional detailed geological mapping, rock sampling and analysis will be carried out. The objective of this work will be to locate the most perspective geological targets for drill testing in the Phase 3 program. The estimated cost of this program is $40,000.

Phase 2 steps would be as follows:

- mobilize the geological contractor to the property within 30 days of completing the Phase 1 exploration program which will be approximately 7 months from completion of our public offering; and

- we will require approximately one month to complete the exploration work, rock analysis and summary report of our findings

Based on positive results from the Phase 2 program a Phase 3 exploration program could be planned.

PHASE 3 – (Diamond Drilling)

Upon the completion of Phase 2, and based on positive results and sufficient funding, a diamond drill program would be initiated to provide additional information. This would consist of approximately 1,600 feet of diamond drilling. The estimated cost of the Phase 2 program is $200,000.

Phase 3 steps would be as follows:

- initiate the approximately 90 day permitting process for drilling immediately upon receiving the geological report detailing the results of the Phase 2 program;

- mobilize drill contractor to site within 15 months of completing our public offering;

- drilling would take approximately 2 months to complete;

- drill core laboratory analysis would require an additional 2 months (approximately); and

- the preparation of a report detailing the results of the drill program together with the results of the first two phases of exploration would require an additional month.

The Phase 3 program would require a total of (8 months) from initiating of permitting process to receipt of final geological report.

To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business and complete the Phase I exploration program. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of this prospectus. In the event that the proceeds raised are insufficient to start exploring, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we successfully complete our full offering we will have sufficient funds to complete only the Phase 1 exploration program. The Phase 2 and Phase 3 exploration will not be funded from this offering. We will attempt to raise additional money to fund the Phase 2 and Phase 3 exploration programs through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If the results of the Phase I exploration program warrant the Phase 2 exploration program, the company will need to raise additional funds to pay for the Phase 2 exploration program. This will also be the case for the Phase 3 exploration program, should the company raise sufficient additional funds to complete the Phase 2 exploration program and the results of Phase 2 work warrant the Phase 3 exploration program.

The Phase 2 and Phase 3 exploration programs cannot commence until the company has raised additional funds over and above funds being raised in this offering. We will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

The Phase 2 and Phase 3 exploration programs cannot start until funds in addition to this offering are raised. In the event sufficient funds are raised to complete either the Phase 2 or Phase 3 exploration programs they can be completed within the estimated time indicated above. If we can only raise a portion of the funds needed to fund either the Phase 2 or Phase 3 exploration programs, the exploration programs will be reduced in size as the amount of funds dictates.

If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely which may result in the loss of your investment.

Results of Operations

For the three month periods Ended October 31, 2014 & 2013 and the six month periods Ending October 31, 2014 & 2013.

We recorded no revenues for the three months and six months ended October 31, 2014.  We recorded no revenues for the three months and six months ended October 31, 2013.

For the three months ending October 31, 2014, we incurred expenses of $4,574, consisting of consulting Legal and accounting services of $4,520, general and administrative expenses of $54. By comparison, for the three month period ending October 31, 2013, we incurred expenses of $1,334.  Our net loss for the three months ending October 31, 2014 was $4,574, and our net loss for the three month period ending October 31, 2013 was $1,334.

For the six months ending October 31, 2014, we incurred expenses of $4,628, consisting of consulting Legal and accounting services of $4,520, general and administrative expenses of $108. Our net loss for the six months ending October 31, 2014 was $4,628. For the six months ending October 31, 2013, we incurred expenses of $3,959, consisting of consulting Legal and accounting services of $3,875, general and administrative expenses of $84. Our net loss for the six months ending October 31, 2013 was $3,959.

From the period of September 17, 2012 (inception) to October 31, 2014, our net loss was $24,559 with revenues of $0.

Liquidity and Capital Resources

Our cash balance at October 31, 2014 was $0 with $24,559 in outstanding liabilities. Our stockholders deficit at October 31, 2014 is $24,559. If we experience a  shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

The net cash used by operating activities for the six month period ending October 31, 2014 is $1,594. The net cash used by operating activities for the six month period ending October 31, 2013 is $3,959. The net cash used by operating activities since inception (Sept. 17, 2012) and October 31, 2014 is $15,525. The net cash provided by financing activities for the six month period ending October 31, 2014 is $0. The net cash provided by financing activities for the six month period ending October 31, 2013 is $4,125 and the net cash provided by financing activities since inception (September 17, 2012) and October 31, 2014 is $16,525.

Subsequent Events

The Company had no reportable subsequent events after October 31, 2014 through the date the financial statements were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the interim period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of October 31, 2014.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*    Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-190929), as filed with the Securities and Exchange Commission on 2013-08-30

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCO-IRIS GOLD CORPORATION
(Name of Registrant)

Date: December 19, 2014	By:	/s/ Stacey Aaron
Name: Stacey Aaron
Title: President, Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-190929), as filed with the Securities and Exchange Commission on 2013-08-30

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.